Form 10-K405
SCHWITZER INC
filed 1995-03-30
CIK 846659

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                                    FORM 10-K


(Mark One)
[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934     [Fee Required]
For the fiscal year ended         January 1, 1995
                          -----------------------------------------------------
                                       or
[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of      1934   [No Fee Required]
For the transition period from _________ to ________.

Commission File Number                 1-10183
                      ----------------------------------------------------------
                                       Schwitzer, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                         35-1764400
----------------------------------------     -----------------------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                         Identification No.)

      Brevard Road, P.O. Box 15075, Asheville, North Carolina       28813
--------------------------------------------------------------------------------
   (Address of principal executive offices)                        (zip code)

Registrant's telephone number, including area code:            (704) 684-4102
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of each exchange
        Title of each class                             on which registered

Common Stock, par value $.10 per share                   New York Stock Exchange
--------------------------------------         ---------------------------------
Common Stock Purchase Rights                             New York Stock Exchange
--------------------------------------         ---------------------------------

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          [X] Yes    [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 15, 1995, was approximately $69,958,845.

As of March 15, 1995, the registrant had outstanding 7,236,241 shares of Common Stock, par value $.10 per share.

                         DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II: Annual Report to Shareholders for the fiscal year ended January 1, 1995 (with the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Annual Report to Shareholders for the fiscal year ended January 1, 1995, is not deemed to be filed as part of this report).

Part III: Definitive Proxy Statement in connection with the 1995 Annual Meeting of Stockholders to be held on May 31, 1995.

                                     PART I

ITEM 1. BUSINESS

     (a)  GENERAL DEVELOPMENT OF BUSINESS.

     Schwitzer, Inc. (the "Company") is a holding company which, through its subsidiaries, is engaged in the design, manufacture and marketing of industrial products, including turbochargers, fan drives, cooling fans and crankshaft vibration dampers, for enhancing the efficiency of diesel and gasoline engines (the "Schwitzer Business").

     The Company is a Delaware corporation that was organized in January 1989 at the direction of Household International, Inc. ("Household"), which had acquired the Schwitzer Business in 1981. During the mid-1980's, major restructuring programs were completed in the Schwitzer Business to discontinue unrelated products, consolidate operations and reduce operating costs. On April 14, 1989, the Company became a publicly held company through the pro-rata distribution (the "Distribution") by Household of the outstanding shares of Common Stock of the Company to the holders of Household's common stock.

     The Company's subsidiaries conduct operations in the United States, the United Kingdom and Brazil. Another of the Company's subsidiaries conducted operations in Canada, but these operations were relocated to the United States in 1990. The Company also relocated its domestic metal fan manufacturing operations from Rolla, Missouri to Gainesville, Georgia in 1992. Data on the Company's geographic segments, based on the locations of the Company's operations, are incorporated herein by reference to Note 13, entitled "Geographic Segments," of the Notes to Consolidated Financial Statements of Schwitzer, Inc. and Subsidiaries in the Company's Annual Report to Shareholders for the fiscal year ended January 1, 1995, which is filed as Exhibit 13 to this Report. The Company believes that its export sales have not been material.

     On February 27, 1995, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of February 25, 1995 (the "Merger Agreement"), with Kuhlman Corporation, a Delaware corporation ("Kuhlman"), and Spinner Acquisition Corp., a Delaware corporation ("Sub") which is a wholly-owned subsidiary of Kuhlman. Under the Merger Agreement, Sub would be merged with and into the Company (the "Merger") and each outstanding share of Common Stock, par value $.10 per share, of the Company would be converted into 0.9615 share of Common Stock, par value $1.00 per share, of Kuhlman. Accordingly, if the Merger is consummated, the Company would become a wholly-owned subsidiary of Kuhlman. The Merger is subject to certain closing conditions, including the approval of the stockholders of both the Company and Kuhlman at their respective annual meetings of stockholders, both of which are currently scheduled to be held on May 31, 1995.

     Unless the context otherwise requires, "Schwitzer" or the "Company" refers to Schwitzer, Inc. and its subsidiaries.

     (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     The Company operates in one industry segment, the design, manufacture and marketing of industrial products for enhancing the efficiency of diesel and gasoline engines. Financial information with respect to the Company's business is included in the consolidated financial statements of the Company set forth on pages 11-20 of the Company's Annual Report to Shareholders for the fiscal year ended January 1, 1995, which pages are incorporated herein by reference. This information is also included in Exhibit 13 to this Report.

     (c)  NARRATIVE DESCRIPTION OF BUSINESS.

PRODUCTS AND MARKETS

     Schwitzer designs, manufactures and markets technically advanced engine components primarily for non-passenger car diesel and gasoline engines. These components improve engine performance in terms of horsepower, fuel and environmental efficiency, and durability. Schwitzer's highest volume product is the turbocharger, which accounted for 65 percent, 66 percent and 67 percent of consolidated net sales during 1994, 1993 and 1992, respectively. Schwitzer believes that it is one of the leading independent suppliers of turbochargers to the non-passenger car market. In addition to turbochargers, Schwitzer also designs, manufactures and markets other related products such as fan drives, cooling fans and crankshaft vibration dampers. Fan drives and cooling fans accounted for 27 percent, 26 percent and 25 percent of consolidated net sales during 1994, 1993 and 1992, respectively.

     TURBOCHARGERS. A turbocharger enhances the performance of an engine by increasing its power and fuel efficiency while allowing reductions in air pollution. These results are achieved by using the engine's hot exhaust gases to increase compression and combustion. Schwitzer turbochargers are fitted to engines in both on-road vehicles (such as delivery and semi-trailer trucks) and off-road vehicles (such as farm and construction equipment).

      Schwitzer sells turbocharger assemblies to original equipment manufacturers ("OEMs") and also sells replacement turbochargers for the aftermarket. Turbochargers sold to OEMs must be custom designed to specific engine applications of each OEM. Accordingly, research and development personnel of Schwitzer must work closely with the research and development personnel of OEMs during the design and development of an engine, which typically takes one to four years. Major OEM customers of Schwitzer include Caterpillar, John Deere, MAN, Mack Truck, Mercedes-Benz, Perkins, RVI (Renault) and Saab-Scania.

     Schwitzer's employee sales force sells replacement turbochargers and parts for the aftermarket directly to OEM customers and also to independent distributors, primarily for the replacement and servicing of equipment manufactured by Schwitzer. Schwitzer does, however, manufacture and sell replacement turbochargers and parts which are interchangeable with those of its competitors.

     Schwitzer sells turbochargers and parts in more than 60 countries throughout the world. Most engine builders are located in North America, Western Europe, South America and Japan. These primary markets for turbochargers are relatively mature in terms of medium and heavy duty diesel engine production, the primary current applications for Schwitzer's turbochargers. Future market potential exists, however, in light truck diesel and light and medium truck gasoline applications in these markets. In addition, more stringent environmental controls, the need for many industrialized nations to rebuild their infrastructures, and the expected emergence of the economies of less-developed countries all point toward future market growth.

     FAN DRIVES AND COOLING FANS. Fan drives and cooling fans are used on diesel and gasoline engines to enhance the cooling efficiency of the engine, thereby allowing the engine to operate efficiently regardless of engine speed or load. They also reduce noise and increase the fuel efficiency and durability of the engine. Schwitzer fan drives and cooling fans are sold for use in agricultural and construction equipment, light, medium and heavy duty trucks and industrial equipment. Schwitzer manufactures and markets lightweight metal, molded polymer and composite fans. Schwitzer believes it is a leading supplier of cooling fans to the light truck market and cooling fans and fan drives to the heavy duty equipment market.

     Fan drives and cooling fans are manufactured to meet specific engine requirements. Accordingly, Schwitzer must work with engine manufacturers to design drives and fans and to test and verify performance.

     Schwitzer sells fan drives and cooling fans to engine, vehicle and equipment manufacturers in North America and Europe. Major customers include Caterpillar, Chrysler, Ford, General Motors, J.I. Case, Navistar, RVI, Saab-Scania and Volvo.

     VIBRATION DAMPERS. Crankshaft vibration dampers reduce the vibration and stress which are inherent in engines. These dampers extend engine life and reduce noise. Schwitzer designs, manufacturers and markets dampers for all types of medium and heavy duty diesel and gasoline engines for trucks, buses, construction equipment, agricultural machinery and boats, as well as for stationary equipment.

     Schwitzer markets vibration dampers in North America, where it believes it is a leading supplier to the truck and agricultural machinery markets, and in Europe. Major customers include John Deere, Navistar and Saab-Scania.


CUSTOMERS

     The major customers of Schwitzer are engine, vehicle and equipment manufacturers which are concentrated primarily in North America, Europe and South America. The Middle East and Asia are markets pursued as opportunities arise. The primary end users of Schwitzer products are industries which employ trucks, agricultural machinery and construction equipment. During the years 1994, 1993 and 1992, various purchasing units of Caterpillar accounted in the aggregate for 27, 30 and 28 percent, respectively, of the total sales of Schwitzer. During the years 1994, 1993 and 1992, various purchasing units of RVI, including Mack Truck, accounted for 12, 12, and 12 percent, respectively, of Schwitzer's total sales. No other customer accounted for as much as 10 percent of such sales during 1994, 1993 or 1992.

     Although Schwitzer believes that the loss of all of the purchasing units of a major customer could have an adverse effect on Schwitzer's business, such purchasing units typically make their purchasing decisions independently for each of their numerous engine and vehicle applications. Additionally, because development programs for engine components typically take one to four years, relationships with OEM customers are usually of long duration. Schwitzer believes that its dependency on significant customers may increase in the future due to increased consolidation in the truck industry.

RESEARCH AND DEVELOPMENT

     Schwitzer conducts research and development and application engineering programs at facilities in Indianapolis, Indiana, the United Kingdom and Brazil. Each of these facilities addresses and responds to the customer requirements in its area. Advanced engineering development for new products and major technical breakthroughs are guided and performed primarily at the Indianapolis research and development center. Application engineering programs support the specific programs being developed with each customer. Schwitzer's total research and development expenditures, including application engineering, for fiscal years 1994, 1993 and 1992 were $7.3 million, $5.9 million and $7.0 million, respectively.

COMPETITION

     Schwitzer competes against several worldwide manufacturers in competitive markets in which the customer group is consolidating. Schwitzer believes it has a significant share of the worldwide market for its products and believes it holds a leading position among suppliers of turbochargers, fan drives, cooling fans and dampers to the medium and heavy duty engine markets. Principal competitive factors are technical performance, durability, warranty, price and service. Schwitzer believes it competes favorably with respect to each of these factors.

RAW MATERIALS

     The principal raw materials used in the manufacture of Schwitzer products are nickel, aluminum, cast iron, steel and polymers. These materials are readily available from several sources and Schwitzer has experienced no difficulties with respect to the availability of these materials. Although castings used in the manufacture of specialized turbines for turbochargers are available from only a few suppliers worldwide, Schwitzer has experienced no difficulties in obtaining adequate supplies of castings to meet its manufacturing needs.

ENVIRONMENTAL AND OTHER REGULATION

     In 1994, the Company recorded a $1.4 million environmental charge against the Company's closed Rolla, Missouri facility in connection with the Company's voluntary remediation of certain environmental conditions at the site. The Company is discussing with the Missouri Department of Natural Resources a proposed work plan for the remediation of soils contaminated by chlorinated solvents at the facility. Management expects that the contract for the sale of the Rolla facility will be completed during the second quarter of 1995.

     Schwitzer believes that environmental, health and safety matters will not have a material adverse effect on its business or financial condition. However, legal and regulatory requirements in these areas have been increasing, and there can be no assurance that significant costs and liabilities will not be incurred for currently unidentified or future problems or new regulatory developments.

GENERAL

     PATENTS AND TRADEMARKS. Schwitzer holds many United States and foreign patents covering various design features used in its products, and also holds a number of other patents and patent applications, trademarks and trade names. Schwitzer believes that none of the foregoing is material to its business.

     EMPLOYEES. Schwitzer employs approximately 1,100 people. Relationships with employees of Schwitzer have been satisfactory.

     BACKLOG OF ORDERS. The backlog of unshipped orders at the end of the February 1995 and 1994 accounting months was estimated to be $57.6 million and $48.8 million, respectively. Schwitzer expects that all of the orders in backlog at the end of the February 1995 accounting month will be shipped during calendar 1995.

     SEASONALITY.  No material portion of the Company's business is seasonal.

     WORKING CAPITAL. Schwitzer generally manages its trade receivables and payables without extended terms and controls inventory levels through proactive procurement and production scheduling practices.

     (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

     Financial information on the Company's geographic segments of business is included under Note 13 entitled "Geographic Segments" on page 19 of the Company's Annual Report to Shareholders for the fiscal year ended January 1, 1995 which page is incorporated herein by reference. This information is also included in Exhibit 13 to this Report.

     Business risks associated with Schwitzer's subsidiary in the United Kingdom are similar to those facing the United States operations, except for the added risks related to foreign currency fluctuations. During 1992, the value of U.K. sterling in relation to the U.S. dollar decreased. Such exchange rate during 1993 and 1994 remained relatively constant. The 1992 decrease in the value of U.K. sterling had the effect in 1993 and 1994 of lowering the amounts of sales and earnings reported in U.S. dollars from the amounts that would otherwise have been reported for the volume of products sold during such years by Schwitzer's U.K. subsidiary.

     Schwitzer's subsidiary in Brazil is subject to the additional business risks associated with the economy of that country. Brazil's high inflation rate resulted in the recognition of foreign currency transaction losses of $0.3 million in 1994, $1.8 million in 1993 and $4.2 million in 1992 before an additional loss in 1994 of $0.6 million and favorable reductions of $0.8 million in 1993 and $4.3 million in 1992 for interest recoveries primarily on accounts receivable and/or invested cash balances. The adequacy of the interest recoveries is dependent on a number of economic and business factors and sudden unfavorable changes in exchange rates are possible. Significant positive and negative fluctuations in Schwitzer's Brazilian sales volumes also occurred at various times during the past three years as a result of volatility in economic activity. Such volatility has been exacerbated by political uncertainties and government imposed economic reforms. Additional volatility in sales and earnings could occur in 1995 if the government continues its pattern of frequent change in economic and tax policy.

ITEM 2. PROPERTIES

     Schwitzer's North American marketing, administration and research headquarters are located in a 78,000 square foot facility in Indianapolis, Indiana, which was completed in 1990.

     The domestic manufacturing operations of Schwitzer are located in a 249,000 square foot facility in Asheville, North Carolina and a 117,000 square foot facility in Gainesville, Georgia. The Asheville facility manufactures turbochargers, fan drives and vibration dampers. The Gainesville facility manufactures metal cooling fans. Schwitzer also manufactures turbochargers, fan drives and cooling fans at a 66,000 square foot plant in Bradford, England and turbochargers at a 54,000 square foot plant in Campinas, Brazil.

     Schwitzer also owns a 250,000 square foot facility in Rolla, Missouri. The Company currently has a contract for the sale of this facility which is expected to be completed during the second quarter of 1995. The Company sold its 53,000 square foot facility in Stratford, Ontario, Canada, during the fourth quarter of 1994. These facilities were vacated as a result of relocations of metal fan and vibration damper operations in 1992 and 1990, respectively.

     All of Schwitzer's principal facilities are company-owned, except the Gainesville facility which is under a ten-year operating lease. As a whole, Schwitzer's facilities can support additional volume without major capital resources taking into account additional capacity gained through the outsourcing of certain less critical manufacturing operations to third-parties. None of the company-owned properties is subject to a material encumbrance. Schwitzer considers the condition of its plants and other properties to be generally good and well-suited for their current uses.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings relating to the conduct of its business and the clean-up of environmental problems, none of which is believed by management to be material to the business or financial condition of the Company. No material legal proceedings involving the Company terminated during the fourth quarter of 1994.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Company's security holders during the fourth quarter of 1994.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required for this item is incorporated herein by reference to the following captions and locations in the Company's Annual Report to Shareholders for the fiscal year ended January 1, 1995: the principal market, the range of sales prices, the number of holders of record and the dividends declared per share of the Company's Common Stock - the section headed "Corporate Information" appearing on the inside back cover; the portion of shareholders' equity at January 1, 1995 available for, and the nature of restrictions on, future payment of cash dividends on the Company's Common Stock - Note 6, entitled "Debt," of the Notes to the Consolidated Financial Statements appearing on pages 15 and 16; a description and discussion of restrictions on the ability of certain of the Company's foreign subsidiaries to transfer funds to the Company - Note 6, entitled "Debt," of the Notes to the Consolidated Financial Statements appearing on pages 15 and 16 and the section headed "Liquidity and Capital Resources" within the section headed "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing on pages 8-10.

ITEM 6. SELECTED FINANCIAL DATA

     The information required for this item is incorporated herein by reference to the tabular chart in the section headed "Selected Financial Data" appearing on page 1 of the Company's Annual Report to Shareholders for the fiscal year ended January 1, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required for this item is incorporated herein by reference to the section headed "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing on pages 8 through 10 of the Company's Annual Report to Shareholders for the fiscal year ended January 1, 1995.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, including the Report of Independent Public Accountants thereon, are incorporated herein by reference to pages 11 through 20 of the Company's Annual Report to Shareholders for the fiscal year ended January 1, 1995.

     The required supplementary financial information is incorporated by reference to Note 15, entitled "Quarterly Financial Data (Unaudited)," of the Notes to the Consolidated Financial Statements, which appears on page 20 of the Company's Annual Report to Shareholders for the fiscal year ended January 1, 1995.

     The financial statement schedule required to be filed and the Report of Independent Public Accountants thereon are listed under Item 14(a)(2) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)  DIRECTORS.

     The information required by this item with respect to directors is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's 1995 Annual Meeting of Shareholders to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of the Company's fiscal year ended January 1, 1995.

     (b)  EXECUTIVE OFFICERS.

     Set forth below are the names, ages and present positions (as of March 15, 1995) and the positions during the past five years of the executive officers of the Company. Unless otherwise indicated, each such officer has served the Company in the capacity indicated during the past five years, and his term of office will expire following the Company's 1995 Annual Meeting of Stockholders.

   NAME AND AGE                            OFFICE AND EXPERIENCE
   -------------                           ---------------------
Gary G. Dillon, 60.........   Chairman of the Board, President and Chief
                              Executive Officer. Mr. Dillon has served in his present capacity since June 1991, having served as President and Chief Executive Officer prior thereto.

Richard H. Prange, 48......   Vice President - Chief Financial Officer and
                              Secretary.

Martin G. Spencer, 50 .....   Vice President - Sales and Marketing.  Mr. Spencer
                              has served in his present capacity since January
                              1994, having served the Company as Vice President
                              - Sales and Marketing (North America) during all of 1993 and Director of Sales and Marketing
                              (Europe) prior thereto.

Peter G. Sanderson, 45.....   Vice President - General Manager (Europe).

Peter F. Spratt, 57........   Director of Finance (Europe).

Januario do Carmo, 46......   Vice President - General Manager (South America).
                              Mr. do Carmo has served in his present capacity since January 1990, having served the Company as Director of Manufacturing (South America) prior thereto.

Claudio R. da Fonseca, 51..   Director of Finance (South America).

Leonildo Zyngier, 53.......   Director of Sales and Marketing (South America).

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's 1995 Annual Meeting of Shareholders to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 with the Commission not later than 120 days after the close of the Company's fiscal year ended January 1, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's 1995 Annual Meeting of Shareholders to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 with the Commission not later than 120 days after the close of the Company's fiscal year ended January 1, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's 1995 Annual Meeting of Shareholders to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 with the Commission not later than 120 days after the close of the Company's fiscal year ended January 1, 1995.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS

     The following consolidated financial statements and report are incorporated herein by reference to the Company's Annual Report to Shareholders for the fiscal year ended January 1, 1995, which is listed as Exhibit 13 to this
     Report:

          Consolidated Balance Sheets, January 1, 1995 and January 2, 1994

          Consolidated Statements of Operations for the fiscal years ended January 1, 1995, January 2, 1994 and January 3, 1993

          Consolidated Statements of Shareholders' Equity for the fiscal years ended January 1, 1995, January 2, 1994 and January 3, 1993

          Consolidated Statements of Cash Flows for the fiscal years ended January 1, 1995, January 2, 1994 and January 3, 1993

          Notes to Consolidated Financial Statements

          Report of Independent Public Accountants

     (2)  FINANCIAL STATEMENT SCHEDULES

          Pursuant to Item 14(d), the following report and financial statement schedule are filed on page 15 herein:

               Report of Independent Public Accountants

               For the three fiscal years ended January 1, 1995, January 2, 1994 and January 3, 1993:

                    Schedule II - Valuation and Qualifying Accounts


          All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or notes thereto.

     (3)  EXHIBITS

          Pursuant to Item 14(c), the following exhibits are filed with this Report or, as noted, incorporated by reference herein:

          Exhibit
            No.                            Description
          -------        -------------------------------------------------------
             2           Agreement and Plan of Merger dated as of February 25,
                         1995 among the registrant, Kuhlman Corporation and Spinner Acquisition Corp. (incorporated herein by reference to Exhibit 10 to the registrant's Current
                         Report on Form 8-K filed with the Commission on February 28, 1995.

           3.1 Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant's Registration Statement with respect to the Schwitzer Tax Reduction Investment Plan on Form S-1, Registration No. 33-29123)

           3.2 By-Laws of the registrant (incorporated herein by reference to Exhibit 3.2 to the registrant's Registration Statement with respect to the Schwitzer Tax Reduction Investment Plan on Form S-1, Registration No. 33-29123)

           4.1 Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 hereto)

           4.2           By-Laws of the registrant (filed as Exhibit 3.2 hereto)

           4.3 Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.3 to the registrant's Registration Statement with respect to the Schwitzer Tax Reduction Investment Plan on Form S-1, Registration No. 33-29123)

           4.4 Rights Agreement dated as of April 14, 1989 between the registrant and Harris Trust and Savings Bank, as Rights Agent (incorporated herein by reference to Exhibit 4.4 to the registrant's Registration Statement with respect to the Schwitzer Tax Reduction Investment Plan on Form S-1, Registration No. 33-29123)


           4.5* First Amendment to Rights Agreement dated as of February 25, 1995 amending the Rights Agreement incorporated by reference as Exhibit 4.4 hereto

           4.6 $22,000,000 Credit Agreement dated as of April 30, 1992 among Schwitzer U.S. Inc., as Borrower, the registrant, as Guarantor, the Banks party thereto and Harris Trust and Savings Bank, as Agent, including related Notes (incorporated herein by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1992, Commission File No. 1-10183)

           4.7           First Amendment to Credit Agreement dated as of
                         January 28, 1993 amending the Credit Agreement incorporated by reference as Exhibit 4.6 hereto (incorporated herein by reference to Exhibit 4.6 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1993, Commission File
                         No. 1-10183)

           4.8 Second Amendment to Credit Agreement dated as of June 22, 1994 amending the Credit Agreement incorporated by reference as Exhibit 4.6 hereto (incorporated herein by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the three months ended July 3, 1994, Commission File No. 1-10183)

           4.9 Note Agreement dated as of April 15, 1992 by Schwitzer U.S. Inc. and the registrant re: $15,000,000 10.21% Senior Notes due April 15, 2002 and Warrants to Purchase 500,000 Shares of Common Stock, including related Notes and Warrants (incorporated herein by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1992, Commission File No. 1-10183)

           4.10 Amendment No. 1 to Note Agreement dated as of February 3, 1993 amending the Note Agreement incorporated by reference as Exhibit 4.9 hereto (incorporated herein by reference to Exhibit 4.8 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1993, Commission File No. 1-10183)

          10.1 Reorganization and Distribution Agreement dated as of March 15, 1989 by and among Household International, Inc., Eljer Industries, Inc., the registrant and Scotsman Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant's Registration Statement with respect to the Schwitzer Tax Reduction Investment Plan on Form S-1, Registration No. 33-29123)

          Exhibit
            No.                            Description
          -------        -------------------------------------------------------

           10.2 Tax Sharing Agreement dated as of March 15, 1989 by and among Household International, Inc., Eljer Industries, Inc., the registrant and Scotsman Industries, Inc. (incorporated herein by reference to Exhibit 10.3 to the registrant's Registration Statement with respect to the Schwitzer Tax Reduction Investment Plan on Form S-1, Registration No. 33-29123)

          10.3 $5,000,000 Loan Facility dated as of February 28, 1990 made available by National Westminster Bank PLC to Schwitzer (Europe) Holdings Limited, including initial Loan Drawdown dated as of March 9, 1990 (incorporated herein by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-10183)

          10.4 Lease dated December 27, 1991 between Rockdale Industries, as Lessor, and Schwitzer U.S. Inc., as Lessee, of real property located in the City of Gainesville, Hall County, Georgia for a term of ten years commencing April 1, 1992 (incorporated herein by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the fiscal year ended
                         December 29, 1991, Commission File No. 1-10183)

          10.5# Schwitzer, Inc. Long-Term Executive Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 4.1 to the registrant's Registration Statement with respect to the Schwitzer, Inc. Long-Term Executive Incentive Compensation Plan on Form S-8, Registration No. 33-72898)

          10.6# Supplemental Schwitzer Tax Reduction Investment Plan (incorporated herein by reference to Exhibit 10.8 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1990, Commission File No. 1-10183)

          10.7# Form of Supplemental Schwitzer Salaried Pension Plan (incorporated herein by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1993, Commission File No. 1-10183)

          10.8# Schwitzer, Inc. Executive Incentive Compensation Program, Plans A, B and C (incorporated herein by reference to Exhibit 10.10 to the registrant's Annual Report on Form 10-K for the fiscal year ended
                         December 29, 1991, Commission File No. 1-10183)

          10.9*#         Schwitzer, Inc. Performance Unit Plan

          10.10*# Executive Employment and Compensation Agreement dated January 18, 1995 between Schwitzer U.S. Inc. and
                         Gary G. Dillon, amending and restating an agreement entered into effective as of April 1, 1989

          10.11*# Amendment to Executive Employment and Compensation Agreement dated February 25, 1995, amending the Agreement listed as Exhibit 10.10 hereto

          Exhibit
            No.                            Description
          -------        -------------------------------------------------------

          10.12*# Phantom Stock Agreement dated as of October 18, 1994 between Schwitzer U.S. Inc. and Gary G. Dillon

          10.13*# Employment Agreement dated February 28, 1994 between the registrant and Richard H. Prange

          10.14# Employment Agreement dated February 28, 1994 between Schwitzer Lacom Equipamentos Ltd. and Januario Do Carmo (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the three months ended April 3, 1994)

          10.15*# Employment Agreement dated February 28, 1994 between Schwitzer Lacom Equipamentos Ltd. and Claudio R. da Fonseca

          10.16*# Employment Agreement dated February 28, 1994 between Schwitzer Lacom Equipamentos Ltd. and Leonildo Zyngier

          11*            Statement re:  Computation of Net Income (Loss) Per
                         Share

          13* The following items**, incorporated by reference herein from the registrant's Annual Report to Stockholders for the fiscal year ended January 1, 1995 (the "1994 Annual Report"), are filed as an Exhibit to this report:

                         (i) Information under the section entitled "Selected Financial Data" set forth on page 1 of the 1994 Annual Report;

                        (ii)  Information under the section entitled
                              "Management's Discussion and Analysis of Results of Operations and Financial Condition" set forth on pages 8-10 of the 1994 Annual Report.

                       (iii) Consolidated Balance Sheets at January 1, 1995 and January 2, 1994 set forth on page 11 of the 1994 Annual Report;

                        (iv) Consolidated Statements of Operations for the three fiscal years ended January 1, 1995, January 2, 1994 and January 3, 1993 set forth on page 12 of the 1994 Annual Report.

                         (v) Consolidated Statements of Shareholders' Equity for the three fiscal years ended January 1, 1995, January 2, 1994 and January 3, 1993 set forth on page 12 of the 1994 Annual Report.

                        (vi) Consolidated Statements of Cash Flows for the three fiscal years ended January 1, 1995, January 2, 1994 and January 3, 1993 set forth on page 13 of the 1994 Annual Report;

                       (vii) Notes to Consolidated Financial Statements set forth on pages 14-20 of the 1994 Annual Report;

          Exhibit
            No.                            Description
          -------        -------------------------------------------------------

                      (viii) Quarterly Financial Data (Unaudited) set forth on page 20 of the 1994 Annual Report;

                        (ix) Report of Independent Accountants set forth on page 20 of the 1994 Annual Report;

                         (x) Information under the section entitled "Corporate Information" set forth on the inside back cover of the 1994 Annual Report.

          21*            List of Subsidiaries of the registrant

          23*            Consent of Independent Public Accountants

          27*            Financial Data Schedule

                       * Filed herewith

                      ** Except for those portions of the 1994 Annual Report
                         which are expressly incorporated by reference in this Report, the 1994 Annual Report is furnished for the information of the Commission and is not to be deemed "filed" as part of this Report

                       # Denotes a management contract or compensatory plan or
                         arrangement

(b)  REPORTS ON FORM 8-K

     The registrant did not file any reports on Form 8-K during the three months ended January 1, 1995.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
Schwitzer, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Schwitzer, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 9, 1995, except with respect to the planned merger between the Company and a wholly-owned subsidiary of Kuhlman Corporation, as discussed in Note 16 to the consolidated financial statements, as to which the date is February 25, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in
Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                        ARTHUR ANDERSEN LLP


Charlotte, North Carolina,
  February 9, 1995.


                                                                   SCHEDULE II

                        SCHWITZER, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)




                                               Additions
                                               ---------
                                         Charged
                             Balance,      to          Charged                   Balance,
                            Beginning     Costs/       to Other                   End of
Description                  of Year     Expenses      Accounts   Deductions       Year
-----------                 ---------    --------      --------   ----------     -------
1992 - Accounts
  receivable reserves          $568         $ 82          $10        $(112)          $548
                              -----        -----        -----        ------         -----
                              -----        -----        -----        ------         -----
1993 - Accounts
  receivable reserves          $548         $169          $ 2        $(173)          $546
                              -----        -----        -----        ------         -----
                              -----        -----        -----        ------         -----

1994 - Accounts
  receivable reserves          $546         $145          $ 6        $ (70)          $627
                              -----        -----        -----        ------         -----
                              -----        -----        -----        ------         -----


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SCHWITZER, INC.


                                   By: /s/ Gary G. Dillon
                                      ---------------------------
                                      Gary G. Dillon, Chairman of
                                        the Board, President and
                                        Chief Executive Officer
Dated:  March 30, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name                          Title                      Date

/s/ Donald C. Clark           Director                   March 30, 1995
-------------------------
Donald C. Clark

/s/ Joseph D. Corso           Director                   March 30, 1995
-------------------------
Joseph D. Corso

/s/ Gary G. Dillon            Chairman of the Board,     March 30, 1995
-------------------------     President and Chief
Gary G. Dillon                Executive Officer and
                              Director (Principal
                              Executive Officer)

/s/ Willard R. Hildebrand     Director                   March 30, 1995
-------------------------
Willard R. Hildebrand

/s/ J. Richard Hull           Director                   March 30, 1995
-------------------------
J. Richard Hull

/s/ Robert  S. Jepson, Jr.    Director                   March 30, 1995
-------------------------
Robert S. Jepson, Jr.

/s/ Richard H. Prange         Vice President-Chief       March 30, 1995
-------------------------     Financial Officer
Richard H. Prange             and Secretary (Principal
                              Financial and Principal
                              Accounting Officer)

EXHIBIT INDEX


          EXHIBIT
            NO.                            DESCRIPTION
          -------   -----------------------------------------------------------
             2      Agreement and Plan of Merger dated as of February 25, 1995 among the registrant, Kuhlman Corporation and Spinner
                    Acquisition Corp. (incorporated herein by reference to Exhibit 10 to the registrant's Current Report on Form 8-K filed with the Commission on February 28, 1995)

           3.1 Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant's Registration Statement with respect to the Schwitzer Tax Reduction Investment Plan on Form S-1, Registration No. 33-29123)

           3.2 By-Laws of the registrant (incorporated herein by reference to Exhibit 3.2 to the registrant's Registration Statement with respect to the Schwitzer Tax Reduction Investment Plan on Form S-1, Registration No. 33-29123)

           4.1 Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 hereto)

           4.2      By-Laws of the registrant (filed as Exhibit 3.2 hereto)

           4.3 Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.3 to the registrant's Registration Statement with respect to the Schwitzer Tax Reduction Investment Plan on Form S-1, Registration No. 33-29123)

           4.4 Rights Agreement dated as of April 14, 1989 between the registrant and Harris Trust and Savings Bank, as Rights Agent (incorporated herein by reference to Exhibit 4.4 to the registrant's Registration Statement with respect to the Schwitzer Tax Reduction Investment Plan on Form S-1, Registration No. 33-29123)

           4.5* First Amendment to Rights Agreement dated as of February 25, 1995 amending the Rights Agreement incorporated by reference as Exhibit 4.4 hereto

           4.6 $22,000,000 Credit Agreement dated as of April 30, 1992 among Schwitzer U.S. Inc., as Borrower, the registrant, as Guarantor, the Banks party thereto and Harris Trust and Savings Bank, as Agent, including related Notes (incorporated herein by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1992, Commission File No. 1-10183)

           4.7 First Amendment to Credit Agreement dated as of January 28, 1993 amending the Credit Agreement incorporated by reference as Exhibit 4.6 hereto (incorporated herein by reference to Exhibit 4.6 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1993, Commission File No. 1-10183)

           4.8 Second Amendment to Credit Agreement dated as of June 22, 1994 amending the Credit Agreement incorporated by reference as Exhibit 4.6 hereto (incorporated herein by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the three months ended July 3, 1994, Commission File No. 1-10183)

           4.9 Note Agreement dated as of April 15, 1992 by Schwitzer U.S. Inc. and the registrant re: $15,000,000 10.21% Senior
                    Notes due April 15, 2002 and Warrants to Purchase 500,000 Shares of Common Stock, including related Notes and Warrants (incorporated herein by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1992, Commission File No. 1-10183)

           4.10 Amendment No. 1 to Note Agreement dated as of February 3, 1993 amending the Note Agreement incorporated by reference as Exhibit 4.9 hereto (incorporated herein by reference to Exhibit 4.8 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1993, Commission File No. 1-10183)

          10.1 Reorganization and Distribution Agreement dated as of March 15, 1989 by and among Household International, Inc., Eljer Industries, Inc., the registrant and Scotsman Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant's Registration Statement with respect to the Schwitzer Tax Reduction Investment Plan on Form S-1, Registration No. 33-29123)

           10.2 Tax Sharing Agreement dated as of March 15, 1989 by and among Household International, Inc., Eljer Industries, Inc., the registrant and Scotsman Industries, Inc. (incorporated herein by reference to Exhibit 10.3 to the registrant's Registration Statement with respect to the Schwitzer Tax Reduction Investment Plan on Form S-1, Registration No. 33-29123)

          10.3 $5,000,000 Loan Facility dated as of February 28, 1990 made available by National Westminster Bank PLC to Schwitzer (Europe) Holdings Limited, including initial Loan Drawdown dated as of March 9, 1990 (incorporated herein by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-10183)

          EXHIBIT
            NO.                            DESCRIPTION
          -------   -----------------------------------------------------------

          10.4 Lease dated December 27, 1991 between Rockdale Industries, as Lessor, and Schwitzer U.S. Inc., as Lessee, of real property located in the City of Gainesville, Hall County, Georgia for a term of ten years commencing April 1, 1992 (incorporated herein by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, Commission File No. 1-10183)

          10.5# Schwitzer, Inc. Long-Term Executive Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 4.1 to the registrant's Registration Statement with respect to the Schwitzer, Inc. Long-Term Executive Incentive Compensation Plan on Form S-8, Registration No. 33-72898)

          10.6# Supplemental Schwitzer Tax Reduction Investment Plan (incorporated herein by reference to Exhibit 10.8 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1990, Commission File No. 1-10183)

          10.7# Form of Supplemental Schwitzer Salaried Pension Plan (incorporated herein by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1993, Commission File No. 1-10183)

          10.8# Schwitzer, Inc. Executive Incentive Compensation Program, Plans A, B and C (incorporated herein by reference to Exhibit 10.10 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, Commission File No. 1-10183)

          10.9*#    Schwitzer, Inc. Performance Unit Plan

          10.10*# Executive Employment and Compensation Agreement dated January 18, 1995 between Schwitzer U.S. Inc. and Gary G. Dillon, amending and restating an agreement entered into effective as of April 1, 1989

          10.11*# Amendment to Executive Employment and Compensation Agreement dated February 25, 1995, amending the Agreement listed as
                    Exhibit 10.10 hereto

          10.12*# Phantom Stock Agreement dated as of October 18, 1994 between Schwitzer U.S. Inc. and Gary G. Dillon

          10.13*# Employment Agreement dated February 28, 1994 between the registrant and Richard H. Prange

          10.14# Employment Agreement dated February 28, 1994 between Schwitzer Lacom Equipamentos Ltd. and Januario Do Carmo (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the three months ended April 3, 1994)

          10.15*# Employment Agreement dated February 28, 1994 between Schwitzer Lacom Equipamentos Ltd. and Claudio R. da Fonseca

          10.16*# Employment Agreement dated February 28, 1994 between Schwitzer Lacom Equipamentos Ltd. and Leonildo Zyngier

          11*       Statement re:  Computation of Net Income (Loss) Per Share

          EXHIBIT
            NO.                            DESCRIPTION
          -------   -----------------------------------------------------------

          13* The following items**, incorporated by reference herein from the registrant's Annual Report to Stockholders for the fiscal year ended January 1, 1995 (the "1994 Annual Report"), are filed as an Exhibit to this report:


                    (i) Information under the section entitled "Selected Financial Data" set forth on page 1 of the 1994 Annual Report;

                   (ii) Information under the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" set forth on pages 8-10 of the 1994 Annual Report.


                  (iii) Consolidated Balance Sheets at January 1, 1995 and January 2, 1994 set forth on page 11 of the 1994 Annual Report;


                   (iv) Consolidated Statements of Operations for the three fiscal years ended January 1, 1995, January 2, 1994 and January 3, 1993 set forth on page 12 of the 1994 Annual Report.

                    (v) Consolidated Statements of Shareholders' Equity for the three fiscal years ended January 1, 1995, January 2, 1994 and January 3, 1993 set forth on page 12 of the 1994 Annual Report.

                   (vi) Consolidated Statements of Cash Flows for the three fiscal years ended January 1, 1995, January 2, 1994 and January 3, 1993 set forth on page 13 of the 1994
                         Annual Report;

                  (vii) Notes to Consolidated Financial Statements set forth on pages 14-20 of the 1994 Annual Report;

                 (viii) Quarterly Financial Data (Unaudited) set forth on page 20 of the 1994 Annual Report;

                   (ix) Report of Independent Accountants set forth on page 20 of the 1994 Annual Report;

                    (x) Information under the section entitled "Corporate Information" set forth on the inside back cover of the 1994 Annual Report.

          21*       List of Subsidiaries of the registrant

          23*       Consent of Independent Public Accountants

          27*       Financial Data Schedule

                 --------------------------------------------------------------

                  * Filed herewith

                 ** Except for those portions of the 1994 Annual Report which are expressly incorporated by reference in this Report, the 1994 Annual Report is furnished for the information of the Commission and is not to be deemed "filed" as part of this Report

                  # Denotes a management contract or compensatory plan or
                    arrangement