Form 10-Q
period 1995-04-02
SCHWITZER INC
filed 1995-05-15
CIK 846659

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                April 2, 1995
                              -------------------------------------------------

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                              ------------------------  -----------------------
Commission File Number            1-10183
                      ---------------------------------------------------------
                                Schwitzer, Inc.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                35-1764400
- --------------------------------------  ---------------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)

   Brevard Road, P.O. Box 15075, Asheville, North Carolina           28813
- -------------------------------------------------------------------------------
         (Address of principal executive offices)                  (zip code)

                                (704) 684-4102
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

As of May 1, 1995 the registrant had outstanding 7,263,250 shares of Common Stock, par value $.10 per share.

Exhibit Index is located on pages 11 & 12. Total number of pages is 14.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       SCHWITZER, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             FOR THE THREE
                                                              MONTHS ENDED
                                                        -----------------------
                                                        APRIL 2,       APRIL 3,
                                                          1995           1994
                                                        --------       --------
NET SALES                                                $45,895        $36,746
Cost of sales                                             35,360         28,101
                                                        --------       --------
GROSS PROFIT                                              10,535          8,645
Selling, administrative and research and
  development expenses                                     5,103          4,330
                                                        --------       --------
INCOME FROM OPERATIONS                                     5,432          4,315
Interest expense, net                                        513          1,037
Other expense, net                                           221            505
                                                        --------       --------
INCOME BEFORE INCOME TAXES                                 4,698          2,773
Income taxes                                               1,865          1,049
                                                        --------       --------
NET INCOME                                               $ 2,833        $ 1,724
                                                        --------       --------
                                                        --------       --------
NET INCOME PER SHARE:
  Primary                                                $ 0.381        $ 0.236
                                                        --------       --------
                                                        --------       --------
  Fully Diluted                                          $ 0.377        $ 0.234
                                                        --------       --------
                                                        --------       --------


      See notes to unaudited condensed consolidated financial statements.

                       SCHWITZER, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      APRIL 2,       JANUARY 1,
ASSETS                                                 1995             1995
                                                    -----------      ----------
                                                    (UNAUDITED)
CURRENT ASSETS:
  Cash and temporary cash investments                   $ 2,659         $ 2,414
  Trade accounts receivable, net of
    reserves of $640 and $627                            31,164          23,888
  Inventories                                            19,121          19,646
  Other current assets                                    3,380           3,962
                                                    -----------      ----------
    Total current assets                                 56,324          49,910

PROPERTIES AND EQUIPMENT, net of
  accumulated depreciation of $56,669
  and $54,785                                            30,482          30,301

OTHER ASSETS                                              2,399           2,411
                                                    -----------      ----------
    Total assets                                        $89,205         $82,622
                                                    -----------      ----------
                                                    -----------      ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt and current maturities
    of long-term debt                                   $   706         $   635
  Trade accounts payable                                 12,775          11,293
  Accrued income taxes                                    3,306           1,676
  Accrued expenses                                       15,711          14,774
                                                    -----------      ----------
    Total current liabilities                            32,498          28,378

LONG-TERM DEBT                                           20,957          21,910
ACCRUED POSTRETIREMENT BENEFITS OTHER
  THAN PENSIONS                                           6,604           6,757
DEFERRED INCOME TAXES                                     1,127           1,033
                                                    -----------      ----------
    Total liabilities                                    61,186          58,078
                                                    -----------      ----------
SHAREHOLDERS' EQUITY:
  Common stock                                              724             723
  Paid-in capital                                        19,101          19,062
  Less - Deferred compensation                              (15)            (37)
  Retained Earnings                                       9,442           6,609
  Foreign currency translation adjustments               (1,233)         (1,813)
                                                    -----------      ----------
    Total shareholders' equity                           28,019          24,544
                                                    -----------      ----------
    Total liabilities and shareholders' equity          $89,205         $82,622
                                                    -----------      ----------
                                                    -----------      ----------


      See notes to unaudited condensed consolidated financial statements.

                       SCHWITZER, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                             FOR THE THREE
                                                              MONTHS ENDED
                                                        -----------------------
                                                        APRIL 2,       APRIL 3,
                                                          1995           1994
                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 2,833        $ 1,724
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                        1,523          1,553
      Changes in assets and liabilities:
        Trade accounts receivable                         (6,910)          (986)
        Inventories                                          758           (954)
        Other current assets                                 630            (72)
        Trade accounts payable                             1,265          2,242
        Accrued expenses and postretirement benefits       2,334            793
        Other, net                                            25            145
                                                        --------       --------
          Net cash provided by operating activities        2,458          4,445
                                                        --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in properties and equipment                  (1,330)        (1,262)
                                                        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                      (984)        (3,048)
  Increase in short-term debt, net                            13             25
  Proceeds from exercise of stock options                     40             10
                                                        --------       --------
          Net cash used in financing activities             (931)       (3,013)
Effect of exchange rate changes on cash and
  temporary cash investments                                  48             (2)
                                                        --------       --------
NET INCREASE IN CASH AND TEMPORARY
  CASH INVESTMENTS                                           245            168
CASH AND TEMPORARY CASH INVESTMENTS,
  beginning of period                                      2,414          2,439
                                                        --------       --------
CASH AND TEMPORARY CASH INVESTMENTS,
  end of period                                          $ 2,659       $  2,607
                                                        --------       --------
                                                        --------       --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                             $   131       $    344
    Income taxes                                         $   208       $     12
                                                        --------       --------
                                                        --------       --------


      See notes to unaudited condensed consolidated financial statements.

                       SCHWITZER, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                APRIL 2, 1995
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1. BASIS OF PRESENTATION:

The condensed consolidated financial statements include those assets, liabilities, revenues and expenses of the following operations that comprise Schwitzer, Inc. (the Company): Schwitzer U.S. Inc., Schwitzer Manufacturing Canada Inc., Schwitzer (Europe) Holdings Limited, and Lacom Schwitzer Equipamentos, Ltda.

Accounting policies used in the preparation of the quarterly condensed financial statements are consistent with the accounting policies described in the notes to consolidated financial statements appearing in the Company's Annual Report to Shareholders, which notes were incorporated by reference into the Company's Annual Report on Form 10-K for the year ended January 1, 1995. In the opinion of management, the accompanying interim financial statements reflect all adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the aforementioned Annual Report to Shareholders.

2. INVENTORIES:

Inventories consisted of the following:

                                                      APRIL 2,        JANUARY 1,
                                                       1995              1995
                                                    -----------      ----------
                                                    (UNAUDITED)
   Finished goods                                       $ 6,558         $ 6,323
   Work in process                                        5,162           5,390
   Raw materials                                          7,401           7,933
                                                    -----------      ----------
     Total inventories                                  $19,121         $19,646
                                                    -----------      ----------
                                                    -----------      ----------

3. NET INCOME PER SHARE:

Net income per share amounts were determined based on the weighted average numbers of common and common equivalent shares, which were as follows:

                                                             FOR THE THREE
                                                              MONTHS ENDED
                                                        -----------------------
                                                         APR. 2,        APR. 3,
                                                          1995           1994
                                                        ---------     ---------
   Primary                                              7,443,092     7,311,934
   Fully Diluted                                        7,519,320     7,363,251

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             RESULTS OF OPERATIONS

                       Three Months Ended April 2, 1995
                                  Compared to
                       Three Months Ended April 3, 1994

The Company's net earnings improved to $2.8 million ($.38 per share) in the first quarter of 1995 from $1.7 million ($.24 per share) in the year-ago quarter. The primary factors in this improvement were increased sales volumes worldwide and lower interest expense, partially offset by higher sales, administration and research and development costs.

Worldwide net sales were up 25 percent with nearly all of the improvement coming from volume gains rather than price increases. Each of the Company's major geographic segments - North America, Europe and Brazil - realized gains over last year's first quarter volumes. In North America, the Company realized an 8 percent improvement in sales reflecting higher industry sales of trucks, construction equipment and agricultural machinery. In Europe, a rebound in truck production along with OEM market share gains led to a 60 percent (51 percent in local currency) increase in sales. Brazil's sales increased 112 percent as OEM and aftermarket truck production continued to expand from historically depressed levels.

The Company's consolidated gross profit in the first quarter of 1995 was 23.0 percent of net sales compared to 23.5 percent in the year-ago quarter. Higher sales boosted margins by improving the Company's utilization of production capacity at all manufacturing facilities. This benefit was offset, however, by higher material costs and an unfavorable product mix.

Selling, administrative and research and development (SAR) expenses increased
17.9 percent over the first quarter of 1994. SAR expenses increased approximately $.3 million in Europe mainly due to increased business activities including new computer system conversion costs. Administrative expenses increased by $.4 million in Brazil primarily due to wage indexation and other employee cost increases including currency exchange factors.

Net interest expense was lower in the first quarter of 1995 primarily due to the conclusion of an interest rate swap agreement that expired in April 1994. This agreement had fixed the interest rate on $22 million of principal at
10.29 percent. Further favorably impacting interest expense was the lower levels of debt borrowings in 1995 versus 1994. Management expects borrowing requirements to continue to decrease throughout 1995.

Net other expense was lower compared to the first quarter of 1994 primarily due to reduced currency-related losses caused by hyperinflation in Brazil. These gains and/or losses are stated net of recoveries, such as interest charges on trade receivables, that the Company is able to obtain in the Brazilian marketplace. The sensitivity of these net charges or credits to significantly fluctuating variables, such as local inflation and currency exchange rates and the composition of the Brazilian subsidiary's balance sheet, has resulted in significant fluctuations in net other expense in past quarterly comparisons. Future quarterly comparisons could be similarly affected. Such currency-related adjustments primarily impact the reported results of operations of the Brazilian subsidiary rather than the subsidiary's cash flows, which occur in Brazilian currencies.

The consolidated provision for income taxes amounted to 40 percent of pretax income in the first quarter of 1995 compared to 38 percent in the year-ago quarter. The variations in the effective tax rate can occur due to the several tax jurisdictions in which the Company does business.

                              FINANCIAL CONDITION

Consolidated cash balances amounted to $2.7 million at the end of the first quarter of 1995. This was little changed from the $2.4 million at the end of 1994 as most of the cash generated from the Company's profitable operations was used to pay down debt. The Company's availability of cash through additional borrowing capacity amounted to $13.0 million at the end of the first quarter of 1995, versus 12.1 million at the end of 1994. Working capital amounted to $23.8 million and the current ratio was 1.7 at the end of the first quarter of 1995, compared to $21.5 million and 1.8 at year-end 1994.

Cash flow from operations in the first quarter of 1995 amounted to $2.5 million, which was lower by $1.9 million from that experienced in the year-ago quarter. Although the Company experienced higher net income during the first quarter of 1995, higher outstanding trade accounts receivable more than offset this improvement. The increased sales volume during the current year quarter accounted for the higher accounts receivable balance. Inventories were lower as continued inventory management practices reduced months supply of inventory on hand. Accrued expenses and postretirement benefits increased from year-end due to greater accrued income taxes and interest payable.

The Company made capital expenditures of $1.3 million in the first quarter of 1995 towards an expected full-year planned outlay of approximately $7.0 million. The remainder of cash from operations was used to pay down debt by $1.0 million during the quarter. As a result, the Company's ratio of debt to total capitalization (debt plus equity) improved to 44 percent from 48 percent at the end of 1994.

The Company has a conditional agreement to sell its former manufacturing location in Rolla, Missouri. This facility, and other assets associated with it, have a total net carrying value of $2.2 million, which is expected to be realized when the facility is sold. In connection with the sale of the Rolla facility, management is discussing with the Missouri Department of Natural Resources a proposed work plan for the voluntary remediation of certain environmental conditions (including soils contaminated by chlorinated solvents) at the site. Management expects that the contract for sale of the Rolla facility will be completed during the second quarter of 1995 and that remediation activities will be completed within reserves provided.

                                PROPOSED MERGER

On February 25, 1995, the Company and Kuhlman Corporation (Kuhlman), a publicly-held company traded on The New York Stock Exchange, jointly announced that they have signed a definitive agreement to merge the Company with a wholly-owned subsidiary of Kuhlman. Kuhlman is a holding company involved in the manufacturing of electrical and electronic wire and cable products; distribution, power and instrument transformers; and spring products. In the transaction, shares of the Company's common stock will be converted into shares of Kuhlman common stock using an exchange ratio of
0.9615 share of Kuhlman for each share of the Company. The merger is subject to certain closing conditions, including the approval of the shareholders of both companies. It is anticipated that the transaction will be consummated in the second quarter of 1995, following approval by shareholders of both companies at the companies' respective annual meetings of shareholders. Both meetings are currently scheduled to be held on May 31, 1995.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to various legal proceedings relating to the conduct of its business and the clean-up of environmental problems, none of which is believed by management to be material to the business or financial condition of the Company. No material legal proceedings involving the Company terminated during the first quarter of 1995.

ITEM 2. CHANGES IN SECURITIES
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's security holders during the first quarter of 1995.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

    The following exhibits are filed with this report:

    Exhibit No.                            Description
    ----------    -------------------------------------------------------------
        2         Agreement and Plan of Merger dated as of February 25, 1995 among the registrant, Kuhlman  Corporation and Spinner
                  Acquisition Corp. (incorporated herein by reference to Exhibit 10 to the registrant's Current Report on Form 8-K filed with the Commission on February 28, 1995)

        3.1 Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to the Schwitzer Tax Reduction

                  Investment Plan on Form S-1, Registration No. 33-29123)

        3.2 By-Laws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant's Registration Statement with respect to the Schwitzer Tax Reduction Investment Plan on Form S-1, Registration No. 33-29123)

        4.1 Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 hereto)

        4.2       By-Laws of the registrant (filed as Exhibit 3.2 hereto)

        4.3 Form of Common Stock certificate (incorporated by reference to Exhibit 4.3 to the registrant's Registration Statement with respect to the Schwitzer Tax Reduction Plan on Form S-1, Registration No. 33-29123)

        4.4 Rights Agreement dated as of April 14, 1989 between the registrant and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.4 to the registrant's Registration Statement with respect to the Schwitzer Tax Reduction Investment Plan on Form S-1, Registration
                  No. 33-29123)

        4.5 First Amendment to Rights Agreement dated as of February 25, 1995 amending the Rights Agreement, (incorporated herein by reference to Exhibit 4.5 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1995, Commission File No. 1-10183)

       10.1# Executive Employment and Compensation Agreement dated January 18, 1995 between Schwitzer U.S. Inc. and
                  Gary G. Dillon, amending and restating an agreement entered into effective as of April 1, 1989 (Incorporated herein by reference to exhibit 10.10 to the registrant's Annual Report on Form 10-K for the year ended January 1, 1995)

       10.2# Amendment to Executive Employment and Compensation Agreement dated February 25, 1995, amending the Agreement listed as
                  Exhibit 10.10 to the registrant's Annual Report on Form 10-K for the year ended January 1, 1995, (Incorporated herein by reference to exhibit 10.11 to the registrant's Annual Report on Form 10-K for the year ended January 1, 1995)

       11 *       Statement re: Computation of Net Income (Loss) per Share

       27 *       Financial Data Schedule

              *   Filed herewith
              # Denotes a management contract or compensatory plan or arrangement

             (b)  Reports on Form 8-K

                  The registrant filed a Current Report on Form 8-K on February 28, 1995 relating to the Agreement and Plan of Merger listed as Exhibit 2 herein.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SCHWITZER, INC.

Date:   May 15, 1995                   By: /s/ Richard H. Prange
     -----------------------------         ------------------------------------
                                           Richard H. Prange
                                           Vice President-Chief Financial
                                           Officer and Secretary
                                           (Principal Financial Officer)

                                 EXHIBIT INDEX

Sequential
 Page No.     Exhibit No.          Description
- ----------   ------------   ---------------------------------------------------
                  2 Agreement and Plan of Merger dated as of February 25, 1995 among the registrant, Kuhlman Corporation and Spinner Acquisition Corp. (incorporated herein by reference to Exhibit 10 to the registrant's Current Report on Form 8-K filed with the Commission on February 28, 1995)

                  3.1 Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to the Schwitzer Tax Reduction Investment Plan on Form S-1, Registration
                             No. 33-29123)

                  3.2 By-Laws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant's Registration Statement with respect to the Schwitzer Tax Reduction Investment Plan on Form S-1, Registration No. 33-29123)

                  4.1 Restated Certificate of Incorporation of the registrant( filed as Exhibit 3.1 hereto)

                  4.2 By-Laws of the registrant (filed as Exhibit 3.2 hereto)

                  4.3 Form of Common Stock certificate (incorporated by reference to Exhibit 4.3 to the registrant's Registration Statement with respect to the Schwitzer Tax Reduction Plan on Form S-1, Registration No. 33-29123)

                  4.4 Rights Agreement dated as of April 14, 1989 between the registrant and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.4 to the registrant's Registration Statement with respect to the Schwitzer Tax Reduction Investment Plan on Form S-1, Registration No. 33-29123)

                  4.5 First Amendment to Rights Agreement dated as of February 25, 1995 amending the Rights Agreement, (incorporated herein by reference to Exhibit 4.5 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1995, Commission File No. 1-10183)

                 10.1# Executive Employment and Compensation Agreement dated January 18, 1995 between Schwitzer U.S.
                             Inc. and Gary G. Dillon, amending and restating an agreement entered into effective as of April 1, 1989 (Incorporated herein by reference to exhibit 10.10 to the registrant's Annual Report on Form 10-K for the year ended January 1, 1995)

                 10.2# Amendment to Executive Employment and Compensation Agreement dated February 25, 1995, amending the Agreement listed as Exhibit 10.10 to the registrant's Annual Report on Form 10-K for the year ended January 1, 1995, (Incorporated herein by reference to exhibit 10.11 to the registrant's Annual Report on Form 10-K for the year ended January 1, 1995)

    13           11          Statement re: Computation of Net Income per Share

    14           27          Financial Data Schedule